Form 10-K
period 2024-12-31
Santander Drive Auto Receivables Trust 2022-7; SANTANDER DRIVE AUTO RECEIVABLES LLC
filed 2025-03-26
CIK 1947426, 1383094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024.

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

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

Documents Incorporated by Reference. See Exhibit Index.

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

Date: March 26, 2025

SANTANDER DRIVE AUTO RECEIVABLES LLC, as depositor

By:	/s/ Corey Henry
Name:	Corey Henry
Title:	President and Chief Executive Officer (senior officer in charge of securitization of the depositor)